Form 10-K
ADVANTA MORTGAGE LOAN TRUST 1997-3
filed 1998-04-06
CIK 1045464

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number 333-21265

ADVANTA Home Equity Loan Trust 1997-3

New York                      33-0776740
   (State of other jurisdictio        (IRS Employer
    incorporation or organizat           Identification No.)

c/o Bankers Trust Company
4 Albany Street
New York, NY   10015

Registrant's telephone number, including area code:  (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class                           Name of each exchange on
                                                        which registered:
     None                                           None

Securities registered pursuant to Section 12(g) of the Act:
     None
                              (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes             X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

$839,518,157.38

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Home Equity Loan Trust 1997-3, (the "Trust" or "Issuer") is a New York common law trust established as of September 1, 1997, pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") between ADVANTA Mortgage Conduit Services, Inc. as spon-sors (the "Sponsor") and ADVANTA Mortgage Corp. USA as Master Servicer
(the "Master Servicer") (together, the "Companies") and Bankers Trust
Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $900,000,000.00 principal amount of ADVANTA Home Equity Loan Pass-
Through Certificates, Series 1997-3, Class A-1, Class A-2, Class A-3,
Class A-4, Class A-5, Class A-6, Class A-7, Class A-8, Class A-9, Class
M-1, Class M-2, and Class B-1, (the "Certificates") and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement.
On September 18, 1997, the Sponsor sold $900,000,000.00 aggregate principal amount of mortgage loans (the "Mortgage Loans"), to the Issuer in in exchange for the Certificates, and sold the Certificates pursuant to a public offering, the underwriting of which was co-managed by Lehman Brothers, Bear Stearns & Co.Inc., J.P. Morgan & Co., Morgan Stanley Dean Witter, and Prudential Securities Incorporated. The Mortgage Loans and the distributions thereon, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon, are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer. The Certificates were registered under a Registration Statement (file no. 333-21265) on Form S-3 declared effective on March 10, 1997.

ITEM 2 - PROPERTIES

The Issuer neither owns nor leases any physical properties.

ITEM 3 - LEGAL PROCEEDINGS

The Master Servicer is not aware of any material pending legal proceedings involving either the Issuer, the Trustee, the Sponsor or the Master Servicer with respect to the Certificates or the Issuer's property.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Issuer through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
HOLDER MATTERS

The Trust is not an issuer of common stock in a corporation, although the Certificates represent equity interest that has voting rights. The equity of the Trust consists of the beneficial or ownership interest therein for which, to the best knowledge of the Master Servicer, there is no established public trading market.

As of March 4, 1998, there were approximately 4 holders of the Class A-1 Certificates, 17 holders of the Class A-2 Certificates, 12 holders of the Class A-3 Certificates, 5 holders of the Class A-4 Certificates, 1 holder of the Class A-5 Certificates, 1 holder of the Class A-6 Certificate, 13 holders of the Class A-7 Certificates, 8 holders of the Class A-8 Certificates, 9 holders of the Class A-9 Certificates, 1 holder of the Class A-IO Certificate, 3 holders of the Class B-1 Certificates, 2 holders of the Class M-1 Certificates, and 3 holders of the Class M-2 Certificates. The number of holders includes individual participants in security position listings. As of December 26, 1997, 3 monthly distributions had been made to the holders of the Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On September 18, 1997, the Issuer issued $147,390,000.00 aggregate principal amount of Class A-1 Certificates having a variable monthly rate, and $68,375,000.00 aggregate principal amount of Class A-2 Certificates having a pass-thru rate of 6.61% per annum, $37,587,000 aggregate principal amount of Class A-3 Certificates having a pass-thu rate of 6.69% per annum, $23,612,000 aggregate principal amount of Class A-4 Certificates having a pass-thru rate of 6.87% per annum, $19,000,000 aggregate principal amount of Class A-5 Certificates having a pass-thru rate of 6.97% per annum, $33,411,000 aggregate principal amount of Class A-6 Certificates having a pass-thru rate of 7.30% per annum, $42,500,000 aggregate principal amount of Class A-7 Certificates having a pass-thru rate of 6.92% per annum, $110,000,000 aggregate principal amount of Class A-8 Certificates having a variable monthly rate, $365,000,000 aggregate principal amount of Class A-9 Certificates having a variable monthly rate, $14,875,000 aggregate principal amount of Class M-1 Certificates having a pass-thru rate of 7.20% per annum, $22,500,000 aggregate principal amount of Class M-2 Certificates having a pass-thru rate of 7.37% per annum, $12,750,000 aggregate principal amount of Class B-1 Certificates having a pass-thru rate of 7.72% per annum, which are collateralized by Mortgage Loans. The sale of the Mortgage Loans to the Issuer, the issuance of the Certificates and the simultaneous delivery of the Certificates to the Companies for sale pursuant to a public offering, the underwriting of which was co-managed by Lehman Brothers, Bear, Stearns
& Co.Inc., J.P. Morgan & Co., Morgan Stanley Dean Witter, and Prudential Securities Incorporated, has been accounted for as a sale of the Certificates. The value of the Certificates issued by the Issuer equaled the value of the Mortgage Loans conveyed to the Issuer by the Companies, plus funds held in the Prefunding Account (if any) and subsequently used to acquire additional mortgage loans. Accordingly, there was no income, expense, gain or loss resulting from the aforementioned transaction.

CAPITAL RESOURCES AND LIQUIDITY

The Issuer's primary sources of funds with respect to the Certificates will be receipts of interest on and principal of the Mortgage Loans, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon. The respective management's of the Companies believe that the Issuer will have sufficient liquidity and capital resources to pay all amounts on the Certificates as they become due and all other anticipated expenses of the Issuer. The Issuer does not have, nor will it have in the future, any significant source of capital for payment of the Certificates and its operating expenses other than the receipt of interest on and principal of the mortgage loans, certain insurance proceeds and certain proceeds obtained on foreclosure and any payments made by the Certificate Insurer. The Issuer is a limited purpose trust. The Certificates represent obligations solely of the Issuer.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Issuer does not have any directors or officers.

ITEM 11 - EXECUTIVE COMPENSATION

Not applicable.See "Item 10-Directors and Executive Officers of the Registrant".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home
Equity Loan Certificates, Series 1997-3, Class A-1 ("Class A-1 Certificates"), Class A-2 ("Class A-2 Certificates"), Class A-3 ("Class A-3 Certificates"), Class A-4 ("Class A-4 Certificates"), Class A-5 ("Class A-5 Certificates"), Class A-6 ("Class A-6 Certificates"), Class A-7 ("Class A-7 Certificates"), Class A-8 ("Class A-8 Certificates"), Class A-9 ("Class A-9 Certificates"), Class M-1 ("Class M-1 Certificates"), Class M-2 ("Class M-2 Certificates"), and Class B-1 ("Class B-1 Certificates").; (ii) the principal amount of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class A-9 Certificates, Class M-1 Certificates, Class M-2 Certificates, and Class B-1 Certificates and (iii) the percent that the principal amount of Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class A-9 Certificates, Class M-1 Certificates, Class M-2 Certificates, or Class B-1 Certificates owned represents of the outstanding principal amount of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class A-9 Certificates, Class M-1 Certificates, Class M-2 Certificates or Class B-1 Certificates, respectively. The information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company.
The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                Amount Owned
                              (All Dollar Amounts are in Thousands)
Name and Address                 Principal        Percent

Class A-1 Certificates
Bank of New York

925 Patterson Plank Road
Secaucus, NJ 07094                                      67.77%

Bankers Trust Company
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211                                     13.23%

Bear, Stearns Securities Corp.
One Metrotech Center North
4th Floor
Brooklyn, NY 11201-3862                                  9.50%

French American Banking Corp.
200 Liberty Street
20th Floor
New York, NY 10281                                       9.50%

Class A-2 Certificates
Bankers Trust Company
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211                                     35.81%

Corestates Bank/Commonwealth of PA
Global Corp Action Dept. JAB5W
P.O. Box 1631
Boston, MA 0215-1631                                    12.35%

Chase Manhattan Bank
4 New York Plaza 13th Floor
New York, NY  10004                                     25.26%

Northern Trust Company
801 S. Canal C-IN
Chicago, IL 60607                                        6.51%

SSB - Custodian
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105-1631                                    6.43%

Class A-3 Certificates
Bank of New York
925 Patterson Plank Road

Secaucus, NJ 07094                                      29.05%

Bankers Trust Company
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211                                     13.44%

Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
Three Mellon Bank Center, Rm 153-3015
Pittsburgh, PA 15259                                    15.84%

SSB - Custodian
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105-1631                                   27.00%

Class A-4 Certificates
Amalgamated Bank of New York
11-15 Union Square West
New York, NY 10285                                      20.10%

Chase Manhattan Bank/Chemical
4 New York Plaza
Proxy Dept., 13th Floor
New York, NY 10004                                      57.65%

Comerica Bank
Cap.Chg./Proxy 7CBB/MC 3530
Detroit, MI 48275-3530                                  21.18%

Class A-5 Certificates
Bankers Trust Company
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211                                    100.00%

Class A-6 Certificates
Citibank, N.A.
P.O. Box 30576
Tampa, FL 33630-3576                                   100.00%

Class A-7 Certificates
Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
Three Mellon Bank Center, Rm 153-3015
Pittsburgh, PA 15259                                    24.21%

Investors Bank & Trust/M.F. Custody
200 Clarendon Street
15th Floor Hancock Tower
Boston, MA 02116                                        42.82%

SSB - Custodian
Global Corp Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105-1631                                   18.52%

Class A-8 Certificates
Bank of New York
925 Patterson Plank Road
Secaucus, NJ 07094                                       5.00%

Bankers Trust Company
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN 37211                                     23.18%

Bear, Stearns Securities Corp.
One Metrotech Center North
4th Floor
Brooklyn, NY 11201-3862                                 10.46%

Boston Safe Deposit & Trust Company
c/o Mellon Bank N.A.
Three Mellon Center, Rm 153-3015
Pittsburgh, PA 15259                                    10.00%

Chase Manhattan Bank
4 New York Plaza
13th Floor
New York, NY 10004                                      22.72%

Citibank, N.A.
P.O. Box 30576
Tampa, FL 33630-3576                                     9.09%

French American Banking Corporation
200 Liberty Street, 20th Floor
New York, NY  10281                                     10.46%

Northern Trust Company
801 S. Canal C-IN
Chicago, IL 60607                                        9.09%

Class A-9 Certificates
Bank of New York
925 Patterson Plank Road
Secaucus, NJ 07094                           1          49.32%

Bankers Trust Company
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211                                      6.85%

French American Banking Corporation
200 Liberty Street, 20th Floor
New York, NY  10281                                     13.70%

SSB - Custodian
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105-1631                                    9.18%

Swiss American Securities Inc.
100 Wall Street
New York, NY 10005                                      12.74%

Class A-IO Certificates
Salomon Brothers Inc.
8800 Hidden River Parkway
Tampa, FL 33637                                        100.00%

Class B-1 Certificates
Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
Three Mellon Bank Center, Rm 153-3015
Pittsburgh, PA 15259                                    31.37%

Citibank, N.A.
P.O. Box 30576
Tampa, FL 33630-3576                                    37.26%

Star Bank, National Assn, Cincinnati
P.O. Box 1118
Mail Location 6120
Cincinnati, OH 45201-1118                               31.37%

Class M-1 Certificates
Bank of New York
925 Patterson Plank Road
Secaucus, NJ 07094                                      50.00%

Chase Manhattan Bank
4 New York Plaza
13th Floor
New York, NY 10004                                      50.00%

Class M-2 Certificates
Boston Safe Deposit & Trust Co.
c/o Mellon Bank N.A.
Three Mellon Bank Center, Rm 153-3015
Pittsburgh, PA 15259                                    58.82%

Citibank, N.A.
P.O. Box 30576
Tampa, FL 33630-3576                                    25.49%

Northern Trust Company
801 S. Canal C-IN
Chicago, IL 60607                                       15.69%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3.   Exhibits:   As the Issuer was established as of September 1,
1997, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1997, and mail such statement to the Certificateholders on or before the last day of March, 1998 and Independent Certified Public Accountants were required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 1998. The Annual Statement to Certificate-holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as
Exhibit 28.2. The Statement to Certificateholders on December 26, 1997, is included herewith as Exhibit 28.3.

 Exhibit No.                  Description

              *3.1            Certificates of Incorporation of the
                              Companies

              *3.2            By-laws of the Companies

              *4              Pooling and Servicing Agreement

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 1997.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Statement to Certificateholders on
                              December 26, 1997.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective March 10, 1997.

(b)    Reports on Form 8-K.
              Three reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                         Items Reported/Financial
Date of Reports on Form 8-K   Statements Filed


              October 30, 1997Monthly Report for the September 1997 Monthly
                              Period relating to the ADVANTA Home Equity
                              Loan Pass-through Certificates 1997-3, Class
                              A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, Class A-8, Class A-9, Class A-IO, Class B-1, Class M-1, and Class M-2 issued by the Advanta Home Equity Loan Trust 1997-3.

              December 1, 1997Monthly Report for the October 1997 Monthly
                              Period relating to the ADVANTA Home Equity
                              Loan Pass-through Certificates 1997-3, Class
                              A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, Class A-8, Class A-9, Class A-IO, Class B-1, Class M-1, and Class M-2 issued by the Advanta Home Equity Loan Trust 1997-3.

              December 29, 199Monthly Report for the November 1997 Monthly
                              Period relating to the ADVANTA Home Equity
                              Loan Pass-through Certificates 1997-3, Class
                              A-1, Class A-2, Class A-3, Class A-4, Class A-5, Class A-6, Class A-7, Class A-8, Class A-9, Class A-IO, Class B-1, Class M-1, and Class M-2 issued by the Advanta Home Equity Loan Trust 1997-3.

(c)    See "Item 14(a) (3)-Exhibits".
(d)    Not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Home Equity Loan Trust 1997-3
                 Registrant


BY;      /s/ William P. Garland
              William P. Garland
              Senior Vice President
              Loan Service Administration



March 31, 1998


INDEX TO EXHIBITS (Item 14(c))

  Exhibit #                     Description

*3.1                          Certificates of Incorporation of the Companies

*3.2                          By-laws of the Companies.

*4                            Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 1997.

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Statement to Certificateholders on December 26,
                              1997.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective March 10, 1997.

                                              EXHIBIT 28.1
March 31, 1998

Bankers Trust Company(293)
Attention:  Erin Deegan
3 Park Plaza --  16th Floor
Irvine, CA  92714


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of
September 1, 1997, relating to ADVANTA Home Equity Loan Trust 1997-3, I,
William P. Garland, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,



BY;      /s/ William P. Garland
              William P. Garland
              Senior Vice President
              Loan Service Administration

WPG/cg

cc:     Mr. James L. Shreero
         Annette Aguirre, Esq.
         Mr. Mark Casale

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $2 million as of and for the year ended December 31, 1997 included in the accompanying management assertion.
Management is responsible for Advanta Mortgage Corp. USA's compliance with those minimum servicing standards and for maintaining fidelity bond and mortgage contingent liability protection coverage policies.  Our responsibility is to express an opinion on management's assertion about the entity's compliance with the minimum servicing standards and maintenance of fidelity bond and mortgage contingent liability protection coverage policies based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and mortgage contingent liability protection coverage in the amount of $2 million as of and for the year ended December 31, 1997 is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
March 20, 1998

                                              EXHIBIT 28.3

              ADVANTA Mortgage Loan Trust 1997-3

                         Statement to Certificateholders

              Original        Prior
              Face            Principal
Class         Value           Balance         Interest        Principal      Total
A-1               147,390,000.    138,531,968.           689,2      6,167,522        6,856,728.16
A-2                 68,375,000      68,375,000           376,6                          376,632.29
A-3                 37,587,000      37,587,000           209,5                          209,547.52
A-4                 23,612,000      23,612,000           135,1                          135,178.70
A-5                 19,000,000      19,000,000           110,3                          110,358.33
A-6                 33,411,000      33,411,000           203,2                          203,250.25
A-7                 42,500,000      42,500,000           245,0                          245,083.33
A-8               110,000,000.    106,274,722.           535,8      2,217,592        2,753,464.67
A-9               365,000,000.    357,866,289.        1,823,55      4,246,564        6,070,116.79
A-IO                42,500,000      42,500,000           177,0                          177,083.33
B-1                 12,750,000      12,750,000            82,0                           82,025.00
M-1                 14,875,000      14,875,000            89,2                           89,250.00
M-2                 25,500,000      25,500,000           156,6                          156,612.50
R                                                                                                    -

Totals            942,500,000.    922,782,979.        4,833,65    12,631,678.      17,465,330.87

                                              Current         Pass-Through
              Realized        Deferred        Principal       Rates
Class         Losses          Interest        Balance         Current        Next
A-1                                               132,364,446.      5.777500%       6.058750%
A-2                                                 68,375,000      6.610000%       6.610000%
A-3                                                 37,587,000      6.690000%       6.690000%
A-4                                                 23,612,000      6.870000%       6.870000%
A-5                                                 19,000,000      6.970000%       6.970000%
A-6                                                 33,411,000      7.300000%       7.300000%
A-7                                                 42,500,000      6.920000%       6.920000%
A-8                                               104,057,130.      5.817500%       6.098750%
A-9                                               353,619,724.      5.917500%       6.198750%
A-IO                                                                5.000000%       5.000000%
B-1                                                 12,750,000      7.720000%       7.720000%
M-1                                                 14,875,000      7.200000%       7.200000%
M-2                                                 25,500,000      7.370000%       7.370000%
R                                                                   0.000000%       0.000000%

Totals                                            867,651,301.61

                              Prior                                                          Current
                              Principal                                                      Principal
Class         CUSIP           Balance         Interest        Principal      Total           Balance
A-1              00755WDP8          939.900726        4.676071      41.844915       46.520986     898.055811
A-2              00755WDQ6                1000        5.508333              0        5.508333           1000
A-2              00755WDR4                1000           5.575              0           5.575           1000
A-2              00755WDS2                1000           5.725              0           5.725           1000
A-2              00755WDT0                1000        5.808333              0        5.808333           1000
A-2              00755WDU7                1000        6.083333              0        6.083333           1000
A-2              00755WDV5                1000        5.766667              0        5.766667           1000
A-2              00755WDW3          966.133843         4.87157      20.159927       25.031497     945.973915
A-2              00755WDX1          980.455587        4.996034      11.634423       16.630457     968.821164
A-2              00755WEB8                1000        4.166667              0        4.166667              0
A-2              00755WEA0                1000        6.433333              0        6.433333           1000
A-2              00755WDY9                1000               6              0               6           1000
A-2              00755WDZ6                1000        6.141667              0        6.141667           1000
R                AM9703114                   0               0              0               0              0

Delinquent and Foreclosure Loan Information:
                                                              90+ Days       Loans           Loans
                              30-59           60-89           excldg f/c,REO in              in
                              Days            Days            & Bkrptcy      REO             Foreclosure
Group 1       Principal Balanc      10,336,030        3,153,94         839,86                         632,63
              % of Pool Balanc         2.4982%         0.7623%        0.2030%         0.0000%        0.1529%
              Number of Loans              207              61             21               0             15
              % of Loans               2.6730%         0.7877%        0.2712%         0.0000%        0.1937%
Group 2       Principal Balanc      10,501,760        4,970,36         553,64                      1,859,051
              % of Pool Balanc         2.2716%         1.0751%        0.1198%         0.0000%        0.4021%
              Number of Loans              109              63              5               0             20
              % of Loans               2.2549%         1.3033%        0.1034%         0.0000%        0.4137%

Loans in Bankruptcy:                                          Group 1                   899,468.96
                                                              Group 2                   908,136.98
                                                              Total                  1,807,605.94

General Mortgage Loan Information:
                                                                  Group I        Group II         Total
Beginning Aggregate Mortgage Loan Balance                        418,668,710.    467,259,251.   885,927,962.
Principal Reduction                                                 4,931,876        4,959,64      9,891,521
Ending Aggregate Mortgage Loan Balance                           413,736,834.    462,299,606.   876,036,440.

Beginning Aggregate Mortgage Loan Count
Ending Aggregate Mortgage Loan Count

Current Weighted Average Coupon Rate                                11.12113%       10.52857%      10.80860%
Next Weighted Average Coupon Rate                                   11.11138%       10.52895%      10.80402%

Mortgage Loan Principal Reduction Information:
                                                                  Group I        Group II         Total
Scheduled Principal                                                    618,15           240,3         858,47
Curtailments
Prepayments                                                         4,313,725        4,719,19      9,032,923
Repurchases/Substitutions
Liquidation Proceeds
Other Principal

Less: Realized Losses
Less: Delinquent Principal not Advanced by Servicer

Total Principal Reduction                                           4,931,876        4,959,64      9,891,521

Servicer Information:
                                                                  Group I        Group II         Total
Accrued Servicing Fee for the Current Period                           137,73           162,0         299,81
Less: Amounts to Cover Interest Shortfalls                                2,4                            3,0
Less: Delinquent Service Fees                                            36,7            32,6           69,3
Collected Servicing Fees for Current Period                              98,5           128,8         227,42

Advanced Principal                                                       73,2            12,6           85,8
Advanced Interest                                                      829,81           695,5      1,525,402

                              Other           Subordination
              Prepayment      Unscheduled     Increase        Applied        Realized Loss   Unpaid
              Principal       Principal       Principal       Realized Loss  Amortization    Realized Loss
Class         Distributed     Distributed     Distributed     Amount         Amount          Amount
A-1                   4,313,72                        1,235,64
A-2
A-3
A-4
A-5
A-6
A-7
A-8                   1,092,86                           348,4
A-9                   3,626,33                        1,156,09
A-IO
B-1
M-1
M-2
R

Total                 9,032,92                        2,740,15

                                                   Prior                         Current         Target
                   Has a           Senior        Overcolla-        Extra        Overcolla-     Overcolla-
                Trigger Ever    Enhancement     Teralization     Principal     Teralization   Teralization
Class             Occurred       Percentage        Amount       Distributed       Amount         Amount
Group I              No             13.749655%        2,526,74      1,235,645        3,762,38    10,625,000.
Group II             No             N/A               3,118,23      1,504,511        4,622,75    15,437,500.

Total                                                 5,644,98      2,740,156        8,385,13    26,062,500.

Miscellaneous Information:
Class A-IO Notional Balance                                       42,500,000.00

Group II Insured Payment Included in amounts Distributed to Cl                      -



TOTAL AVAILABLE FUNDS:
              Current Interest Collected:                           6,384,980.60

              Principal Collected:                                  9,805,650.11

              Insurance Proceeds Received:                                          -

              Net Liquidation Proceeds:                                             -

              Delinquency Advances on Mortgage Interest:            1,525,402.17

              Delinquency Advances on Mortgage Principal:                85,871.40

              Substitution Amounts:                                                 -

              Trust Termination Proceeds:                                           -

              Investment Earnings on Certificate Account:                15,473.84

              Capitalized Interest Requirement:                                     -

              Pre-Funding Account:                                  N/A

              Sum of the Above Amounts:                                            17,817,378.12

LESS:

              Servicing Fees (including PPIS):                         299,819.67

              Dealer Reserve:                                                       -

              Trustee Fees:                                               6,459.89

              Insurance Premiums:                                        45,767.69

              Reimbursement of Delinquency Advances:                                -

              Reimbursements of Servicing Advances:                                 -

              Total Reductions to Available Funds Amount:                               352,047.25

              Total Available Funds:                                                             17,465,330.